Form 10-K
period 1997-12-31
MONEY STORE HOME EQUITY LOAN TRUST 1997-A
filed 1998-03-31
CIK 1036689

-------------------------------------------------
                                                          OMB APPROVAL
                              -------------------------------------------------
                              OMB Number:     3235-0063
                              Expires:                May 31, 2000
                              Estimated average burden
                              hours per response   1711.00
                              -------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K

         ANNUAL REPORT PURSUANT TO SECTION 13 OR L5(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                        Commission file number 333-20817

           THE MONEY STORE INC. (AS REPRESENTATIVE UNDER A POOLING AND
      SERVICING AGREEMENT, DATED AS OF FEBRUARY 28, 1997 PROVIDING FOR THE
        ISSUANCE OF THE MONEY STORE HOME EQUITY ASSET BACKED CERTIFICATES
                                 SERIES 1997-A).

                              THE MONEY STORE INC.
             (Exact name of registrant as specified in its charter)

      NEW JERSEY                                       91-1815463
(State or other jurisdiction                      (Trust I.R.S. Employer
of incorporation or organization)                  Identification No.)

2840 MORRIS AVENUE, UNION, NJ                            07083
-----------------------------                        -------------
(Address of principal executive offices)               (Zip Code)

        Registrant's telephone number, including area code (908) 686-2000

           Securities registered pursuant to section 12(g) of the Act:

                                      NONE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         x/ Yes               |_|  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         Not Applicable.

State the aggregate market value of the Voting Stock held by non-affiliates of the registrant.

         Not Applicable

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996.

         Not Applicable

This Annual Report on Form 10-K is filed pursuant to a request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing, dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                     PART I

ITEM 1. BUSINESS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 2. PROPERTIES

         Reference is made to the Annual Compliance Certificate attached hereto as Exhibit 20.

         Reference is made to the Annual Statement attached hereto as Exhibit
13.

ITEM 3. LEGAL PROCEEDINGS

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

          There is no established trading market for Registrant's securities subject to this filing.

          Number of holders of record of the Certificates as of March 20, 1998:
138

ITEM 6. SELECTED FINANCIAL DATA

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
         RISK

         Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Reference is made to the Annual Compliance Certificate attached as
Exhibit 20.

         Reference is made to the annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion, and attached as Exhibit 99 hereto.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

                    Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 11. EXECUTIVE COMPENSATION

         Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

                  The following information is furnished as of March 20, 1998 as to each Certificateholder of record of more than 5% of the
         Certificates:

Title of Class                  Name and Address of               Amount of             % of Class
                                Beneficial Owner                  Security of
                                                                  Beneficial Owner

The Money Store                 No holders
Home Equity Asset
Backed Certificates,
Series 1997-A,
Class A-1

The Money Store                 Bankers Trust Company             11,500,000                18.2
Home Equity Asset               c/o BT Services Tennessee Inc.
Backed Certificates,            648 Grassmere Park Drive
Series 1997-A,                  Nashville, TN 37211
Class A-2
                                Daiwa Securities America Inc.     34,000,000                53.9
                                Financial Square
                                32 Old Slip, 14th Floor
                                New York, NY 10005

                                Merrill Lynch, Pierce              4,000,000                 6.3
                                Fenner & Smith
                                Safekeeping
                                4 Corporate Place
                                Corporate Park 287
                                Piscataway, NJ 08855

                                SSB Custodian                     11,300,000                17.9
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

The Money Store                 Boston Safe Deposit and Trust      5,680,000                 7.5
Home Equity Asset               Company
Backed Certificates             c/o Mellon Bank N.A.
Series, 1997-A,                 Three Mellon Bank Center,
Class A-3                       Room 153-3015
                                Pittsburgh, PA 15259

                                Chase Manhattan Bank              18,525,000                24.4
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Chase Manhattan                   17,750,000                23.4
                                Bank/Chemical
                                4 New York Plaza, Proxy
                                Department-13th Floor
                                New York, NY 10004

                                The Northern Trust Company        21,850,000                28.8
                                801 S. Canal C-IN
                                Chicago, IL 60607

The Money Store                 The Bank of New York               4,222,000                 6.9
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-A,
Class A-4
                                Bankers Trust Company             16,557,000                27.1
                                c/o BT Services Tennessee Inc.
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Boston Safe Deposit and Trust     10,631,000                17.4
                                Company
                                c/o Mellon Bank N.A.
                                Three Mellon Bank Center,
                                Room 153-3015
                                Pittsburgh, PA 15259

                                Fiduciary SSB                      3,500,000                 5.7
                                108 Myrtle Street
                                Newport Office Building
                                N. Quincy, MA 02171

                                SSB Custodian                      8,072,000                13.2
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

The Money Store                 American Express Trust Company     7,100,000                22.8
Home Equity Asset               1200 Northstar West
Backed Certificates,            Minneapolis, MN 55440
Series 1997-A,
Class A-5
                                The Bank of New York               5,000,000                16.1
                                925 Patterson Plank Rd.
                                Secaucus, NJ 07094

                                Bankers Trust Company              7,000,000                22.5
                                c/o BT Services Tennessee Inc.
                                648 Grassmere Park Drive
                                Nashville, TN 37211

                                Comerica Bank                      9,000,000               28.9
                                CAP.CHG./Proxy 7
                                CBB/MC 3530
                                Detroit, MI 48275-3530

                                The Fifth Third Bank               2,000,000                6.4
                                Dept. 00850-Proxy
                                38 Fountain Square Plaza
                                Cincinnati, OH 45263

The Money Store                 American Express Trust Company    29,000,000              64.4
Home Equity Asset               1200 Northstar West
Backed Certificates,            Minneapolis, MN 55440
Series 1997-A,
Class A-6
                                The Bank of New York               4,500,000             10
                                925 Patterson Plank Rd.
                                Secaucus, NJ 07094

                                Chase Manhattan Bank               4,000,000             8.8
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Comerica Bank                      2,500,000             5.6
                                CAP.CHG./Proxy 7
                                CBB/MC 3530
                                Detroit, MI 48275-3530

                                SSB Custodian                      5,000,000            11.1
                                Global Corp. Action. Dept.
                                JAB5W
                                P.O. Box 1631
                                Boston, MA 02105-1631

The Money Store                 Bankers Trust Company              2,400,000              7.8
Home Equity Asset               c/o BT Services Tennessee Inc.
Backed Certificates,            648 Grassmere Park Drive
Series 1997-A,                  Nashville, TN 37211
Class A-7
                                Chase Manhattan Bank              12,000,000             39.2
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Citibank, N.A.                    14,100,000            45.3
                                P.O. Box 30576
                                Tampa, FL 33630-3576

The Money Store                 Bankers Trust Company             13,000,000             40.6
Home Equity Asset               c/o BT Services Tennessee Inc.
Backed Certificates,            648 Grassmere Park Drive
Series 1997-A,                  Nashville, TN 37211
Class A-8
                                Chase Manhattan Bank              18,000,000            56.2
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

The Money Store                 The Bank of New York              26,121,000            70.6
Home Equity Asset               925 Patterson Plank Rd.
Backed Certificates,            Secaucus, NJ 07094
Series 1997-A,
Class A-9
                                Chase Manhattan Bank              3,951,000            10.7
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

The Money Store                 Bankers Trust Company            40,000,000            15.4
Home Equity Asset               c/o BT Services Tennessee Inc.
Backed Certificates,            648 Grassmere Park Drive
Series 1997-A,                  Nashville, TN 37211
A-10
                                Chase Manhattan Bank             33,500,000            12.9
                                4 New York Plaza, 13th Floor
                                New York, NY 10004

                                Merrill Lynch, Pierce,           16,000,000             6.2
                                Fenner & Smith, Inc.
                                Debt Securities
                                4 Corporate Place
                                Corporate Park 287
                                Piscataway, NJ 08855

                                PWI CMO Account                 111,000,000            42.7
                                1000 Harbor Blvd., 8th Floor
                                Weehawken, NJ 07087

                                Swiss Bank Corporation           51,500,000            19.8
                                New York Branch
                                222 Broadway
                                New York, NY 10038

The Money Store                 Firstar Trust Company            15,000,000           25
Home Equity Asset               777 E. Wisconsin Avenue
Backed Certificates,            Milwaukee, WI 53202
Series 1997-A,
Class A-11
                                Lehman Brothers, Inc.             4,500,000            7.5
                                c/o BSSC attn.: Proxy Dept.
                                P.O. Box 29198
                                Brooklyn, NY 11202-9198


                                LBI-Lehman                        4,500,000            7.5
                                Government Securities Inc.
                                (LBI)
                                200 Vesey Street
                                New York, NY 10285

                                Prudential Securities            30,000,000           50
                                Incorporated
                                Issuer Services
                                c/o ADP Proxy Services
                                51 Mercedes Way
                                Edgewood, NY 11717


                                Wachovia Bank, N.A.               4,000,000            6.7
                                100 N. Main Street, NC 37121
                                Winston-Salem, NC 27150

The Money Store                 Boston Safe Deposit and Trust    10,000,000          100
Home Equity Asset               Company
Backed Certificates,            c/o Mellon Bank N.A.
Series 1997-A,                  Three Mellon Bank Center,
Class A-12                      Room 153-3015
                                Pittsburgh, PA 15259

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         (A)      None

         (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

(A)
         1. The consolidated financial statements of MBIA Insurance Corporation (the surety provider for The Money Store Home Equity Asset Backed Certificates, Series 1997-A) and subsidiaries contained in the annual report on form 10-K for the year ended December 31, 1997 which has been filed with the SEC by MBIA Inc. on March 26, 1998, is hereby incorporated herein by reference.

         2.      Not applicable

         3.      Exhibits

                  13.  Annual Statement

                  20.  Annual Compliance Certificate

                  99. Annual Independent Accountant's Report on the Servicer's compliance with loan servicing standards as prepared by KPMG Peat Marwick, the Servicer's and Registrant's Independent Certified Public Accountants, accompanied by the Registrant's Management Assertion.

  (B)-(D) Omitted pursuant to the "Request for no-action letter forwarded to the Office of Chief Counsel Division of Corporate Financing," dated June 18, 1993, and the response of the SEC, dated August 4, 1993, to the no-action request.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized as representative on behalf of the trust on the 31st day of March, 1998.

                     THE MONEY STORE INC., as Representative




                                      By:      /S/ MICHAEL BENOFF
                                      Name:        Michael Benoff
                                      Title:       Executive Vice President and
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


         DESCRIPTION                                 PAGE NUMBER

Annual Statement                                              14

Annual Compliance Certificate                                 17

Annual Independent Accountant's Report                        18